Form 10-K
period 2004-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-5
filed 2005-03-29
CIK 1269371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004   Commission File number: 001-31929

                       STRUCTURED OBLIGATIONS CORPORATION,
             (Exact name of registrant as specified in its charter)

               Delaware                                         13-3692801
     (State or other jurisdiction                            (I.R.S. employer
          of incorporation)                                 identification no.)

  270 Park Avenue, New York, New York                              10017
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code: (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
           Title of Each Class                          Which Registered

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
Yes [X]1       No  __

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

                           Yes [ ]     No [X]

_________________________

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

                                Introductory Note

Structured Obligations Corporation (the "Trustor") is the Trustor under the Base
Trust Agreement between the Trustor and U.S. Bank National Association, as
Trustee (the "Trustee"), as supplemented by the Select Notes Trust Supplement LT
2003-5 by and between the Trustor and the Trustee, providing for the issuance of the Select Notes Trust Long Term Certificates Series 2003-5 (the "Certificates")
and is the Trustor for the Certificates (the "Registrant"). The Certificates do
not represent obligations of or interests in the Trustor or the Trustee

Each issuer of an underlying security, or guarantor thereof, or successor thereto, as applicable, which represents ten percent (10%) or more of the aggregate principal amount of all securities held by the trust is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange
Commission (the "Commission"). Such reports and other information required to be filed pursuant to the Exchange Act, by such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450
Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has
participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein.
Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each such issuer or guarantor, or successor thereto, of the underlying securities, and its respective Exchange Act file number.

____________________________________________________________ __________________________________

  Underlying Securities Issuer or Guarantor, or Successor        Exchange Act File Number
                          thereto
____________________________________________________________ __________________________________

                 The Dow Chemical Company                                001-03433
____________________________________________________________ __________________________________

 Verizon Communications Inc. (guarantor of the underlying
    securities issued by Verizon Global Funding Corp.)                   001-08606
____________________________________________________________ __________________________________

DaimlerChrysler AG (guarantor of the underlying securities               001-14561
      issued by DaimlerChrysler North America Holding
                       Corporation)
____________________________________________________________ __________________________________

             EOP Operating Limited Partnership                           001-13625
____________________________________________________________ __________________________________

                  Kerr-McGee Corporation                                 001-16619
____________________________________________________________ __________________________________

           General Electric Capital Corporation                          001-06461
____________________________________________________________ __________________________________

          Credit Suisse First Boston (USA), Inc.                         001-06862
____________________________________________________________ __________________________________

                    The Boeing Company                                   001-00442
____________________________________________________________ __________________________________

               The Goldman Sachs Group, Inc.                             001-14965
____________________________________________________________ __________________________________

                                     PART I

Item 1.           Business
                  Not Applicable

Item 2.           Properties
                  Not Applicable

Item 3.           Legal Proceedings
                  The Registrant is not subject to any material pending legal proceedings.

Item 4.           Submission of Matters To A Vote of Security Holders
                  None

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters
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

                                                     Name of Each Exchange on
               Title of Each Class                      Which Registered

Select Notes Trust Long Term Certificates,          American Stock Exchange
 Series 2003-5

Item 6.           Selected Financial Data
                  Not Applicable

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
                  Not Applicable

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
                  Not Applicable

Item 8.           Financial Statements and Supplementary Data
                  None

Item 9.           Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure
                  None

Item 9A.          Controls and Procedures
                  Not Applicable

Item 9B.          Other Information
                  None

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant
                  None

Item 11.          Executive Compensation
                  Not Applicable

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  Information required by Item 201(d) of Regulation S-X:  Not Applicable
                  Information required by Item 403 of Regulation S-X:  None

Item 13.          Certain Relationships and Related Transactions
                  None

Item 14.          Principal Accountant Fees and Services
                  Not Applicable

                                     PART IV

Item 15.          Exhibits, Financial Schedules and Reports on Form 8-K

     (a) The following documents have been filed as part of this Report.

          3.   Exhibits:

                    31.1 - Certification by the President of the Registrant
                    pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.1 - Annual Compliance Report by Trustee.

                    99.2 - Report of Rubin, Brown, Gornstein & Co. LLP.

     (b) The Form 8-Ks of the Select Notes Trust LT 2003-5 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current
Report on Form 8-K for the distribution date occurring on January 15, 2004 and filed on January 21, 2004, (ii) the Trust's Current Report on Form 8-K for the
distribution date occurring on February 17, 2004 and filed on February 26, 2004,
(iii) the Trust's Current Report on Form 8-K for the distribution date occurring on March 15, 2004 and filed on March 23, 2004, (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 15, 2004 and filed on
April 29, 2004, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 17, 2004 and filed on May 26, 2004, (vi) the Trust's
Current Report on Form 8-K for the distribution date occurring on June 15, 2004 and filed on June 21, 2004, (vii) the Trust's Current Report on Form 8-K for the
distribution date occurring on July 15, 2004 and filed on July 20, 2004, (viii)
the Trust's Current Report on Form 8-K for the distribution date occurring on
August 16, 2004 and filed on August 27, 2004, (ix) the Trust's Current Report on
Form 8-K for the distribution date occurring on September 15, 2004 and filed on
September 21, 2004, (x) the Trust's Current Report on Form 8-K for the
distribution date occurring on October 15, 2004 and filed on October 22, 2004,
(xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 15, 2004 and filed on November 18, 2004, and (xii) the Trust's
Current Report on Form 8-K for the distribution date occurring on December 15,
2004 and filed on December 27, 2004.

     (c) None

     (d) Not Applicable.

                                   SIGNATURES

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

                                            By: /s/ Chadwick S. Parson
                                            Name:   Chadwick S. Parson
                                            Title:  President

Dated:  March 24, 2005

                                                                    Exhibit 31.1

                                  CERTIFICATION

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

                                         By: /s/ Chadwick S. Parson
                                         Name:   Chadwick S. Parson
                                         Title:  President
                                                 Structured Obligations Corporation
                                         Date:   March 24, 2005

                                                                    Exhibit 99.1

                                  CERTIFICATION

     The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee") of the Select Notes Trust LT 2003-5 (the "Trust")
hereby makes the following certifications for inclusion as an exhibit to the
Trust's annual report on Form 10-K for the fiscal year ended December 31, 2004
(the "Annual Report"):

1. The Trustee is the trustee under the Trust's trust agreement.

2. Based on my knowledge, for the period covered by the Annual Report, the
Trustee has fulfilled its obligations under the Trust's trust agreement.

                                            /s/ Beverly A. Freeney
                                            Name:  Beverly A. Freeney
                                            Title: Vice President
                                            Date:  March 24, 2005

                                                                    Exhibit 99.2

                         Independent Accountant's Report

To the Board of Directors
Structured Obligations Corporation
New York, New York

We have examined the compliance of Structured Obligations Corporation
(Depositor) and U.S. Bank National Association (Trustee) with the Base Trust
Agreement and the Select Notes Trust Supplement LT 2003-5 (the Agreements)
relating to the administration of the underlying securities and related credit support deposited in or held by the Select Notes Trust LT 2003-5 for the year ended December 31, 2004. Depositor's management is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with the Agreements based on our examination.

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

In our opinion, Depositor and Trustee complied, in all material respects, with the requirements described above of the Agreements for the year ended December
31, 2004.

This report is intended solely for the information and use of Structured
Obligations Corporation, U.S. Bank National Association, the Securities and
Exchange Commission and the Certificate Holders of the Select Notes Trust LT
2003-5, and is not intended to be, and should not be used by anyone other than those specified parties.

/s/ Rubin, Brown, Gornstein & Co. LLP

St. Louis, Missouri
March 3, 2005