Form 10-K
period 2005-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-5
filed 2006-03-30
CIK 1269371

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

     (Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-31929

STRUCTURED OBLIGATIONS CORPORATION,

(Exact name of registrant as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2003-5	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ___	No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ___	No X

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X [1]	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated file.  See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ___	Accelerated filer ____	Non-accelerated filer X

Indicated by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).

Yes ___	No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

_________________________

 1Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation (“CABCO”) (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable”.

DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

Introductory Note

Structured Obligations Corporation (the “Trustor”) is the Trustor under the Base Trust Agreement between the Trustor and U.S. Bank National Association, as Trustee (the “Trustee”), as supplemented by the Select Notes Trust Supplement LT 2003-5 by and between the Trustor and the Trustee, providing for the issuance of the Select Notes Trust Long Term Certificates Series 2003-5 (the “Certificates”) and is the Trustor for the Certificates (the “Registrant”). The Certificates do not represent obligations of or interests in the Trustor or the Trustee.

Each issuer of an underlying security, or guarantor thereof, or successor thereto, as applicable, which represents ten percent (10%) or more of the aggregate principal amount of all securities held by the trust is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”). Such reports and other information required to be filed pursuant to the Exchange Act, by such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each such issuer or guarantor, or successor thereto, of the underlying securities, and its respective Exchange Act file number.

Underlying Securities Issuer or Guarantor, or Successor thereto	Commission File Number
The Dow Chemical Company	001-03433
Verizon Communications Inc. (guarantor of the underlying securities issued by Verizon Global Funding Corp.)	001-08606
DaimlerChrysler AG (guarantor of the underlying securities issued by DaimlerChrysler North America Holding Corporation)	001-14561
EOP Operating Limited Partnership	001-13625
Kerr-McGee Corporation	001-16619
General Electric Capital Corporation	001-06461
Credit Suisse First Boston (USA), Inc.	001-06862
The Boeing Company	001-00442
The Goldman Sachs Group, Inc.	001-14965

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Submission of Matters To A Vote of Security Holders
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Certificates issued by and representing investors’ interest in the Select Notes Trust LT 2003-5 (the “Trust”) are represented by one or more physical Certificates registered in the name of “Cede & Co., the nominee of The Depository Trust Company.

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2003-5	American Stock Exchange

Item 6.	Selected Financial Data
Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8.	Financial Statements and Supplementary Data
None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Not Applicable

Item 9B.	Other Information
Not Applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant
None

Item 11.	Executive Compensation
Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-X: Not Applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions
None

Item 14.	Principal Accountant Fees and Services
Not Applicable

PART IV

Item 15.	Exhibits, Financial Schedules

(a) The following documents have been filed as part of this Report.

3. Exhibits:
31.1 – Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP.

(b) The Form 8-Ks of the Select Notes Trust LT 2003-5 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 18, 2005 and filed on January 25, 2005, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 15, 2005 and filed on March 1, 2005, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2005 and filed on March 30, 2005, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2005 and filed on April 29, 2005, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 16, 2005 and filed on May 25, 2005, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 15, 2005 and filed on June 29, 2005, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2005 and filed on July 27, 2005, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2005 and filed on August 30, 2005, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 15, 2005 and filed on September 19, 2005, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 17, 2005 and filed on October 27, 2005, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2005 and filed on November 29, 2005, and (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2005 and filed on December 30, 2005.

(c) None
(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION, as trustor for the Trust Registrant

By: /s/ Chadwick S. Parson
Name: Chadwick S. Parson
Title: President

Dated: March 30, 2006

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

4.                I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and the trustee have each fulfilled its obligations under that agreement.

5.                The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.

By: /s/ Chadwick S. Parson

Name: Chadwick S. Parson
Title: President
Structured Obligations Corporation Date: March 30, 2006

Exhibit 99.1

CERTIFICATION

The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the “Trustee”) of the Select Notes Trust LT 2003-5 (the “Trust”) hereby makes the following certifications for inclusion as an exhibit to the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”):

1.	The Trustee is the trustee under the Trust’s trust agreement.

2.	Based on my knowledge, for the period covered by the Annual Report, the Trustee has fulfilled its obligations under the Trust’s trust agreement.

/s/ Beverly A. Freeney
Name: Beverly A. Freeney
Title: Vice President
Date: March 30, 2006

Exhibit 99.2

Report Of Independent

Registered Public Accounting Firm

To the Board of Directors

Structured Obligations Corporation

New York, New York

We have examined the compliance of Structured Obligations Corporation (Depositor) and U.S. Bank National Association (Trustee) with the Base Trust Agreement and the Select Notes Trust Supplement LT 2003-5 (the Agreements) relating to the administration of the underlying securities and related credit support deposited in or held by the Select Notes Trust LT 2003-5 for the year ended December 31, 2005. Depositor’s management is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with the Agreements based on our examination.

Our examination was conducted in accordance the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about Depositor’s and Trustee’s compliance with those requirements described above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of Depositor’s and Trustee’s compliance with specified requirements.

In our opinion, Depositor and Trustee complied, in all material respects, with the requirements described above of the Agreements for the year ended December 31, 2005.

This report is intended solely for the information and use of Structured Obligations Corporation, U.S. Bank National Association, the Securities and Exchange Commission and the Certificate Holders of the Select Notes Trust LT 2003-5, and is not intended to be, and should not be used by anyone other than those specified parties.

/s/ RubinBrown LLP

St. Louis, Missouri

February 16, 2006