Form 10-K
period 2006-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-5
filed 2007-03-30
CIK 1269371

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
        1934

        For the fiscal year ended December 31, 2006

                                              or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT
        OF 1934

        For the transition period from ____ to ____

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

Select Notes Trust Long Term Certificates, Series       American Stock Exchange
2003-5

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known  seasoned issuer,  as defined in Rule
405 of the Securities Act.

                                       Yes  __       No  X

Indicate by check mark if the  registrant is not required to file reports  pursuant to Section
13 or Section 15(d) of the Act.
                                       Yes  __       No  X

Indicate by check mark whether the Registrant  has (1) filed all reports  required to be filed by section 13 or 15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months
(or for such shorter  period that the  Registrant was required to have filed such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                                       Yes  X(1)     No

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation
S-K is not  contained  herein,  and  will  not be  contained,  to  the  best  of  Registrant's knowledge,  in definitive  proxy or information  statements  incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [ X]

Indicate by check mark whether the  registrant is a large  accelerated  filer,  an accelerated
filer,  or  a  non-accelerated   filer.  See  definition  of  "accelerated   filer  and  large
accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)

          Large accelerated filer ____        Accelerated filer ____      Non-accelerated
filer __X__

Indicate by check mark whether the  registrant  is shell  company (as defined in Rule 12b-2 of the Act).
                                       Yes           No  X

State  the  aggregate  market  value  of the  voting  and  non-voting  common  equity  held by non-affiliates  computed by reference  to the price at which the common  equity was last sold, or the average bid and asked price of such common  equity,  as of the last business day of the registrant's most recently completed second fiscal quarter.

As of the date of this  report,  all of the common  stock of the  Registrant  is held by J. P.
Morgan Securities Holdings Inc.

-------------------------
(1) Pursuant to staff  administrative  positions  established  in the  no-action
letter    Corporate    Asset    Backed    Corporation    ("CABCO")    (available
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

------------------------------------------------- ----------------------------
 Underlying Securities Issuer or Guarantor, or      Commission File Number
               Successor thereto
------------------------------------------------- ----------------------------
            The Dow Chemical Company                       001-03433
------------------------------------------------- ----------------------------
 Verizon Communications Inc. (guarantor of the
 underlying securities issued by Verizon Global
                 Funding Corp.)                            001-08606
------------------------------------------------- ----------------------------
DaimlerChrysler AG (guarantor of the underlying            001-14561
   securities issued by DaimlerChrysler North
          America Holding Corporation)
------------------------------------------------- ----------------------------
       EOP Operating Limited Partnership                   001-13625
------------------------------------------------- ----------------------------
      General Electric Capital Corporation                 001-06461
------------------------------------------------- ----------------------------
    Credit Suisse First Boston (USA), Inc.                 001-06862
------------------------------------------------- ----------------------------
               The Boeing Company                          001-00442
------------------------------------------------- ----------------------------
         The Goldman Sachs Group, Inc.                     001-14965
------------------------------------------------- ----------------------------
GE Global Insurance Holding Corporation           001-14178
------------------------------------------------- ----------------------------

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

Item 4.        Submission of Matters To A Vote of Security Holders
               None
                                            PART II

Item 5.        Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer
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

Select Notes Trust Long Term Certificates, Series      American Stock Exchange
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

                         99.1 - Annual Compliance Report by Trustee.

                         99.2 - Report of RubinBrown LLP.

         (b) The Form 8-Ks of the Select  Notes Trust LT 2003-5  (the  "Trust")  which  relate to periods  covered by this annual report  include (i) the Trust's  Current Report on Form 8-K for the  distribution  date occurring on January 17, 2006 and filed on February 2, 2006,  (ii)
the Trust's  Current  Report on Form 8-K for the  distribution  date occurring on February 15,
2006 and filed on February  22,  2006,  (iii) the Trust's  Current  Report on Form 8-K for the
distribution  date  occurring on March 15, 2006 and filed on March 30, 2006,  (iv) the Trust's
Current  Report on Form 8-K for the  distribution  date  occurring on April 17, 2006 and filed on May 3,  2006,  (v) the  Trust's  Current  Report  on Form  8-K  for the  distribution  date occurring on May 15, 2006 and filed on May 30, 2006,  (vi) the Trust's  Current Report on Form
8-K for the  distribution  date  occurring on June 15, 2006 and filed on June 30, 2006,  (vii)
the Trust's  Current Report on Form 8-K for the  distribution  date occurring on July 17, 2006 and  filed  on  July  17,  2006,  (viii)  the  Trust's  Current  Report  on  Form  8-K for the distribution  date  occurring  on  August  15,  2006 and filed on August  15,  2006,  (ix) the
Trust's Current Report on Form 8-K for the  distribution  date occurring on September 15, 2006 and  filed  on  September  19,  2006,  (x) the  Trust's  Current  Report  on Form  8-K for the
distribution  date  occurring  on October  16, 2006 and filed on October  17,  2006,  (xi) the
Trust's  Current Report on Form 8-K for the  distribution  date occurring on November 15, 2006 and filed on  November  16,  2006,  and (xii) the Trust's  Current  Report on Form 8-K for the
distribution date occurring on December 15, 2006 and filed on December 20, 2006.

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

                                            By:   /s/ Kelly Absher
                                            Name:  Kelly Absher
                                            Title: Authorized Signatory

Dated:  March 28, 2007