Form 10-K
period 2008-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-5
filed 2009-03-31
CIK 1269371

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes__ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes__ No X

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

Underlying Securities Issuer or Guarantor, or Successor thereto	Commission File Number
The Dow Chemical Company	001-03433
Verizon Communications Inc. (guarantor of the underlying securities issued by Verizon Global Funding Corp.)	001-08606
Daimler AG (guarantor of the underlying securities issued by DaimlerChrysler North America Holding Corporation)	001-14561
Anadarko Petroleum Corporation (successor to Kerr-McGee Corporation)	001-8968
General Electric Capital Corporation	001-06461
Credit Suisse Group AG (guarantor of the underlying securities issued by Credit Suisse (USA), Inc.)	001-15244
The Boeing Company	001-00442
The Goldman Sachs Group, Inc.	001-14965

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

Item 4.               Submission of Matters To A Vote of Security Holders

                           None

PART II

Item 5.                Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases

                           of Equity Securities

                           The Certificates issued by and representing investors' interest in the Select Notes Trust LT 2003-                           5 (the "Trust") are represented by one or more physical Certificates registered in the name of  "Cede & Co., the nominee of The Depository Trust Company.

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

                            Not Applicable

Item 8.                Financial Statements and Supplementary Data

                            None

Item 9.                Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                           None

Item 9A.            Controls and Procedures

                           Not Applicable

Item 9B.            Other Information

                          Not Applicable

PART III

Item 10.             Directors, Executive Officers and Corporate Governance

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

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related

                           Stockholder Matters

                           Information required by Item 201(d) of Regulation S-X: Not Applicable

                           Information required by Item 403 of Regulation S-X: None

Item 13.             Certain Relationships and Related Transactions, and Director Independence

                           None

Item 14.             Principal Accounting Fees and Services

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

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of RubinBrown LLP.

(b) The Form 8-Ks of the Select Notes Trust LT 2003-5 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 15, 2008 and filed on January 16, 2008, (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 15, 2008 and filed on February 20, 2008, (iii) the Trust's Current Report on Form 8-K for the distribution date occurring on March 17, 2008 and filed on March 20, 2008, (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 15, 2008 and filed on April 29, 2008, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 15, 2008 and filed on May 21, 2008, (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on June 16, 2008 and filed on June 20, 2008, (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on July 15, 2008 and filed on July 24, 2008, (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on August 15, 2008 and filed on August 22, 2008, (ix) the Trust's Current Report on Form 8-K for the distribution date occurring on September 15, 2008 and filed on September 18, 2008, (x) the Trust's Current Report on Form 8-K for the distribution date occurring on October 15, 2008 and filed on October 24, 2008, (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 17, 2008 and filed on November 24, 2008, and (xii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 15, 2008 and filed on December 19, 2008..

(c)  None

(d)  Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,
as trustor for the Trust Registrant

By:	/s/ Chadwick S. Parson
Name:	Chadwick S. Parson
Title:	Managing Director and President

Dated: March 19, 2009