Form 10-K
period 2021-12-31
STRUCTURED OBLIGATIONS CORP LONG TERM CERTS SER 2003-5
filed 2022-03-09
CIK 1269371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

	Yes	☒ [1]	No	☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

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

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2003-5	NYSE American

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8.	Financial Statements and Supplementary Data
None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures.
Not Applicable

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
None.

Item 11.	Executive Compensation
Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-X: Not Applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence
None.

Item 14.	Principal Accounting Fees and Services
Not Applicable
PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)  The following documents have been filed as part of this Report.

1. None

2. None

3. Exhibits:

31.1 – Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2003-5 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 15, 2021 and filed on January 25, 2021, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 16, 2021 and filed on February 23, 2021, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2021 and filed on March 24, 2021, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2021 and filed on April 22, 2021, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 17, 2021 and filed on May 21, 2021, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 15, 2021 and filed on June 23, 2021, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2021 and filed on July 22, 2021, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 16, 2021 and filed on August 23, 2021, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 15, 2021 and filed on September 20, 2021, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2021 and filed on October 27, 2021, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2021 and filed on November 23, 2021, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2021 and filed on December 21, 2021.

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

Dated: March 2, 2022